Form 10-K
period 2003-12-31
FIRST FRANKLIN MORTGAGE LOAN TRUST 2003-FFB
filed 2004-03-31
CIK 1237888

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549



                                           FORM 10-K


   (Mark one)

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2003

       OR



   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


       Commission File Number:  333-102489-12


         First Franklin Mortgage Loan Trust
         Mortgage Pass-Through Certificates
         Series 2003-FFB Trust

      (Exact name of registrant as specified in its charter)


    New York                                         54-2114694
                                                     54-2114692
                                                     54-2114693
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    c/o Wells Fargo Bank, N.A.
    9062 Old Annapolis Road
    Columbia, MD                                21045
   (Address of principal executive offices)     (Zip Code)


   Registrant's telephone number, including area code: (410) 884-2000


   Securities registered pursuant to Section 12(b) of the Act:

        NONE.



   Securities registered pursuant to Section 12(g) of the Act:

        NONE.



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X       No ___







   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
   Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                    PART I

   Item 1.  Business.

             Omitted.

   Item 2.  Properties.

             See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



   Item 3.  Legal Proceedings.

             The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





   Item 4.  Submission of Matters to a Vote of Security Holders.


             None.

                                 PART II


   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters.


             No established public trading market for the Certificates exists.

             Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


              Class A                              6
              Class A-IO                           7
              Class B-1                            6
              Class B-2                            3
              Class M-1                            4
              Class M-2                            5
              Class P                              1
              Class R                              1
              Class X                              1

              Total:                              34


   Item 6.  Selected Financial Data.

             Omitted.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

             Omitted.


   Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

             Not applicable.

   Item 8.  Financial Statements and Supplementary Data.

             See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                 PART III


   Item 10. Directors and Executive Officers of the Registrant.

             Not applicable.


   Item 11. Executive Compensation.

             Not applicable.


   Item 12. Security Ownership of Certain Beneficial Owners and Management.

             Not applicable.


   Item 13. Certain Relationships and Related Transactions.

             Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                 PART IV


   Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) Exhibits

      (31.1) Rule 13a-14(a)/15d-14(a) Certification


      (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


        a) Chase Manhattan Mortgage Corp., as Servicer <F1>

      (99.2) Report of Management as to Compliance with Minimum Servicing
             Standards for the year ended December 31, 2003.


        a) Chase Manhattan Mortgage Corp., as Servicer <F1>

      (99.3) Annual Statements of Compliance under the Pooling and Servicing
             Agreements for the year ended December 31, 2003.


        a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


      (99.4) Aggregate Statement of Principal and Interest Distributions to
             Certificate Holders.


    (b) On November 6, 2003, December 4, 2003, and January 9, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         On March 4, 2004, report on Form 8K/A was filed by the company for October 2003 and December 2003 distributions.




    (c) Not applicable.


    (d) Omitted.

   <F1> Filed herewith.





                                 SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



      First Franklin Mortgage Loan Trust
      Mortgage Pass-Through Certificates
      Series 2003-FFB Trust
      (Registrant)



   Signed: Aurora Loan Srvcs Inc as Master Servicer


   By:     E. Todd Whittemore, Executive Vice President

   By: /s/ E. Todd Whittemore, Executive Vice President

   Dated: March 30, 2004



   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
   SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


   (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


   (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


   I, E. Todd Whittemore, certify that:

   1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of First Franklin Mortgage Loan Trust Mortgage Pass-Through Certificates Series 2003-FFB Trust;

   2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

   3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing or similiar, agreement for inclusion in these reports is included in these reports;

   4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and


   5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party:
      Wells Fargo Bank Minnesota, N.A. as trustee, and Chase Manhattan Mortgage Corp. as Servicer.

      Date: March 30, 2004

      /s/ E. Todd Whittemore
      Signature

      Executive Vice President
      Title


  Ex-99.1 (a)

PRICEWATERHOUSECOOPERS  (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000

Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:

We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit
I). The Company performs loan subservicing functions for the residential loan servicing portfolio of its affiliate, Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

March 3, 2004



  Ex-99.2 (a)

(Logo) Chase

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43219

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 3, 2004

As of and for the year ended December 31, 2003, Chase Manhattan Mortgage Corporation and its subsidiaries (collectively, the "Group'') have complied in all material respects with the minimum servicing standards (the "standards") set forth in the Mortgage Bankers association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

/s/ Steve Rotella
Steve Rotella
Chief Executive Officer

/s/ Terry L. Gentry
Terry L. Gentry
Senior Vice President of Servicing

/s/ Lucy Gambino
Lucy Gambino
Vice President of Risk Management


  Ex-99.3 (a)

AURORA LOAN SERVICES
A Lehman Brothers Company
Master Servicing / 3131 South Vaughn Way #500 / Aurora, CO 80014/
phone: 303-632-3000

Via UPS

February 26, 2004

Wells Fargo Bank: Minnesota, N.A.
Evelyn Velasco, Trust Administrator
Corporate Trust Services
9062 Old Anapolis Road
Columbia, MD 21045

RE: SASCO Series: 2002-HF2, 2002-BC1, 2002-26, 2003-6A, 2003-l5A, 2003-l7A,
    2003-22A, 2003-26A, 2003-34A, 2003-S2,
    ARC Series: 2002-BC8, 2002-BC9, 2002-BClO
    SAIL Series: 2003-BC1, 2003-BC2, 2003-BC3, 2003-BC4, 2003-BC5, 2003-BC6,
    2003-BC7, 2003-BC8, 2003-BC9, 2003-BC10, 2003-Bell, 2003-BC1,2003-BC13
    FFMLT: 2002-FF3, 2003-FFB, 2003-FF3
    Encore 2003-1
    Annual Officer's Certificate as to Compliance

Dear Ms Velasco:

The undersigned Officer certifies the following for the period ending on December 31, 2003:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there. is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:


/s/ E. Todd Whittemore
E. Todd Whittemore
Executive Vice President
Master Servicing Division










   Ex-99.4
    Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



    Class                              Interest             Principal               Losses             Ending Balance
    A                              1,812,690.00         18,486,495.51                 0.00             185,406,504.49
    A-IO                           2,912,999.96                  0.00                 0.00                       0.00
    B-1                              383,418.59                  0.00                 0.00              15,541,000.00
    B-2                              158,637.50                  0.00                 0.00               3,885,000.00
    M-1                              263,715.73                  0.00                 0.00              20,721,000.00
    M-2                              266,388.84                  0.00                 0.00              14,246,000.00
    P                                520,498.33                  0.00                 0.00                     100.00
    R                                      0.00                  0.00                 0.00                       0.00
    X                              7,039,159.85                  0.00                 0.00                 647,336.04